Form 10-K
period 2008-12-31
STRATS(SM) Trust for BNSF Funding Trust I Securities, Series 2007-2
filed 2009-03-27
CIK 1407065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number of issuing entity: 333-135656-04, 001-33639

STRATSSM Trust for BNSF Funding Trust I Securities, Series 2007-2

______________________________________________________

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor: 333-131889, 001-31818

Synthetic Fixed-Income Securities, Inc.

______________________________________________________

(Exact name of depositor and sponsor as specified in its charter)

Delaware	52-2316339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 South College Street, Charlotte, North Carolina	28288
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (704) 715-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Registered exchange on which registered

STRATSSM Certificates, Series 2007-2	New York Stock Exchange ("NYSE")

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [	] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [	] No [ X ]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [	]

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [	]	Accelerated filer [	]	Non- accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [	] No [ X ]

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

Introductory Note

Synthetic Fixed-Income Securities, Inc. (the "Depositor") is the Depositor in respect of the STRATSSM Trust for BNSF Funding Trust I Securities, Series 2007-2 (the "Trust"), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 8, 2006, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by the STRATSSM Certificates Series Supplement 2007-2 (the "Series Supplement") dated as of July 31, 2007 in respect of the Trust. The Trust's assets consist solely of notes issued by News Corporation. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

U.S. Bank Trust National Association has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by STRATSSM Trust for BNSF Funding Trust I Securities, Series 2007-2. U.S. Bank Trust National Association has completed a report on an assessment of compliance with the servicing criteria applicable (the "Report on Assessment") as of March 2, 2009 and for a period beginning January 1, 2008 through and including December 31, 2008, which Report on Assessment is attached as an exhibit to this Form 10-K. In addition, U.S. Bank Trust National Association has provided an attestation report (the "Attestation Report") by a registered independent public accounting firm regarding its related Report on Assessment. The Attestation Report is attached as an exhibit to this Form 10-K. Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to U.S. Bank Trust National Association.

Item 1123 of Regulation AB.	Servicer Compliance Statement.

U.S. Bank Trust National Association has provided a statement of compliance (the "Compliance Statement") for the period from and including January 1, 2008 through and including December 31, 2008, which has been signed by an authorized officer of U.S. Bank Trust National Association. The Compliance Statement of U.S. Bank Trust National Association is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.

Trustee's Distribution Statements documented on Form 10-D of STRATSSM Trust for BNSF Funding Trust I Securities, Series 2007-2 to the certificateholders for the period from January 1, 2008 through and including December 31, 2008 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
STRATSSM Trust for BNSF Funding Trust I Securities, Series 2007-2	January 15, 2008	January 28, 2008
STRATSSM Trust for BNSF Funding Trust I Securities, Series 2007-2	July 15, 2008	July 25, 2008

2.	None

3.	Exhibits:

31.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1 - Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.

34.1 - Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust National Association.

35.1 - Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.

99.1 - Registrant's Current Report on Form 10-D filed with the Securities and Exchange Commission on January 29, 2009 is incorporated herein by reference. The filing date is listed below:

Trust Description	Distribution Date	Filed on
STRATSSM Trust for BNSF Funding Trust I Securities, Series 2007-2	January 15, 2009	January 29, 2009

99.2 - Registrant's Current Report on Form 10-D filed with the Securities and Exchange Commission on July 25, 2008, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.3 - Registrant's Current Report on Form 10-D filed with the Securities and Exchange Commission on January 28, 2008, as further described in Item 15(a)(1) above, is incorporated herein by reference.

(b)	See Item 15(a) above.

(c)	Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.,

as Depositor for the Trust

By:    /s/ James Wang
Name:  James Wang
Title:    Director

(senior officer in charge of the securitizations of the depositor)

Dated: March 23, 2009

EXHIBIT INDEX

Exhibit Number in this Form 10-K	Description of Exhibits
31.1	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust National Association.
35.1	Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.
99.1	Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on January 29, 2009 is incorporated herein by reference.
99.2	Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on July 25, 2008 is incorporated herein by reference.
99.3	Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on January 28, 2008 is incorporated herein by reference.