Form 10-K/A
period 2008-12-31
STRATS(SM) Trust for BNSF Funding Trust I Securities, Series 2007-2
filed 2010-07-01
CIK 1407065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K/A

(Amendment No. 1)
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

Synthetic Fixed-Income Securities, Inc.
______________________________________________________
(Exact name of depositor and sponsor as specified in its charter)

New York	52-2316339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 South College Street, Charlotte, North Carolina	28288
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:(212) 214-6274

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Registered exchange on which registered

STRATS(SM) Certificates, Series 2007-2	New York Stock Exchange ("NYSE")

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Large accelerated filer  ☐                                           Accelerated filer  ☐                              Non- accelerated filer  ☒

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

Explanatory Note

The Depositor, on behalf of STRATS(SM) Trust for BNSF Funding Trust I Securities, Series 2007-2, is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2008 to revise the certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant Commission regulations attached as Exhibit 31.1.

This Form 10-K/A does not otherwise amend the Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following documents have been filed as part of this report.

1.
Trustee's Distribution Statements documented on Form 10-D of STRATS(SM) Trust for BNSF Funding Trust I Securities, Series 2007-2 to the certificateholders for the period from January 1, 2008 through and including December 31, 2008 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference.  Filing dates are listed below:

Trust Description	Distribution Date	Filed on
STRATS(SM) Trust for BNSF Funding Trust I Securities, Series 2007-2	January 15, 2008	January 28, 2008
STRATS(SM) Trust for BNSF Funding Trust I Securities, Series 2007-2	July 15, 2008	July 25, 2008

2.	None

3.	Exhibits:

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1 – Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.*

34.1 – Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust National Association.*

35.1 – Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.*

99.1 - Registrant's Current Report on Form 10-D filed with the Securities and Exchange Commission on January 29, 2009 is incorporated herein by reference.  The filing date is listed below:

Trust Description	Distribution Date	Filed on
STRATS(SM) Trust for BNSF Funding Trust I Securities, Series 2007-2	January 15, 2009	January 29, 2009

99.2 - Registrant's Current Report on Form 10-D filed with the Securities and Exchange Commission on July 25, 2008, as further described in Item 15(a)(1) above, is incorporated herein by reference.

______________________

* Previously filed.

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

Synthetic Fixed-Income Securities, Inc.,
as Depositor for the Trust

By: /s/ William Threadgill
Name: William Threadgill
Title: President

(senior officer in charge of the securitizations of the depositor)

Dated:  June 29, 2010

EXHIBIT INDEX

Exhibit Number in this Form 10-K	Description of Exhibits
31.1	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.*
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank Trust National Association.*
35.1	Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.*
99.1	Registrant's Current Report on Form 10-D filed with the Securities and Exchange Commission on January 29, 2009 is incorporated herein by reference.
99.2	Registrant's Current Report on Form 10-D filed with the Securities and Exchange Commission on July 25, 2008 is incorporated herein by reference.

______________________

* Previously filed.